Form 10-K
period 2020-12-31
CSAIL 2019-C17 Commercial Mortgage Trust
filed 2021-03-15
CIK 1786008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Selig Office Portfolio Mortgage Loan, the Farmers Insurance Mortgage Loan, the Renaissance Plano Mortgage Loan, the APX Morristown Mortgage Loan and the Bison Portfolio Mortgage Loan, which constituted approximately 9.4%, 7.5%, 5.6%, 5.0% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Selig Office Portfolio Mortgage Loan, the Farmers Insurance Mortgage Loan, the Renaissance Plano Mortgage Loan, the APX Morristown Mortgage Loan or the Bison Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Selig Office Portfolio Mortgage Loan, the Farmers Insurance Mortgage Loan, the Renaissance Plano Mortgage Loan, the APX Morristown Mortgage Loan and the Bison Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Grand Canal Shoppes Mortgage Loan, the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to April 21, 2020 and the Desert Marketplace Mortgage Loan prior to April 8, 2020. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

3650 REIT Loan Servicing LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after April 21, 2020 and the Desert Marketplace Mortgage Loan on and after April 8, 2020. As a result, 3650 REIT Loan Servicing LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by 3650 REIT Loan Servicing LLC in the capacities described above are listed in the Exhibit Index.

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

Rialto Capital Advisors, LLC is the special servicer of the Great Wolf Lodge Southern California Mortgage Loan, the ExchangeRight Net Leased Portfolio 28 Mortgage Loan and the Blackmore Marketplace Mortgage Loan, which constituted approximately 2.5%, 2.5% and 1.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Great Wolf Lodge Southern California Mortgage Loan from January 1, 2020 to April 19, 2020. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Situs Holdings, LLC is the special servicer of the Grand Canal Shoppes Mortgage Loan and the Great Wolf Lodge Southern California Mortgage Loan, which constituted approximately 3.7% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 and the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

Wells Fargo Bank, National Association acts as trustee of the Selig Office Portfolio Mortgage Loan, the Farmers Insurance Mortgage Loan, the Renaissance Plano Mortgage Loan, the APX Morristown Mortgage Loan, the Bison Portfolio Mortgage Loan, the Desert Marketplace Mortgage Loan and the Grand Canal Shoppes Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the CSAIL 2019-C15 Transaction and the pooling and servicing agreement for the MSC 2019-H7 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Selig Office Portfolio Mortgage Loan, the Farmers Insurance Mortgage Loan, the Renaissance Plano Mortgage Loan, the APX Morristown Mortgage Loan, the Bison Portfolio Mortgage Loan, the Desert Marketplace Mortgage Loan and the Grand Canal Shoppes Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Desert Marketplace Mortgage Loan, the Great Wolf Lodge Southern California Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the ExchangeRight Net Leased Portfolio 28 Mortgage Loan and the Blackmore Marketplace Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Great Wolf Lodge Southern California Mortgage Loan, the ExchangeRight Net Leased Portfolio 28 Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the Blackmore Marketplace Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020, and Pentalpha Surveillance LLC as operating advisor of the Grand Canal Shoppes Mortgage Loan and the Blackmore Marketplace Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020, the ExchangeRight Net Leased Portfolio 28 Mortgage Loan and the Blackmore Marketplace Mortgage Loan and Situs Holdings, LLC as special servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020 and the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020, Situs Holdings, LLC as special servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020 and the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 and Rialto Capital Advisors, LLC as special servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020, the ExchangeRight Net Leased Portfolio 28 Mortgage Loan and the Blackmore Marketplace Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on September 25, 2019 pursuant to Rule 424(b)(2), and the following, with respect to 3650 REIT Loan Servicing LLC, as special servicer.

3650 REIT Loan Funding 1 LLC (f/k/a Grass River Real Estate Credit Partners Loan Funding, LLC), which was a sponsor and an originator in each such securitization is also an affiliate of such securitizations' special servicer (i.e. of 3650 REIT Loan Servicing LLC).

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

4.2           Pooling and Servicing Agreement, dated as of March 1, 2019, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wells Fargo Bank, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on September 25, 2019 under Commission File No. 333-227081-03 and incorporated by reference herein).

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 21, 2020 (see Exhibit 33.1)

33.3         3650 REIT Loan Servicing LLC, as Special Servicer on and after April 21, 2020

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Selig Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Selig Office Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 33.1)

33.9         3650 REIT Loan Servicing LLC, as Special Servicer of the Selig Office Portfolio Mortgage Loan on and after April 21, 2020 (see Exhibit 33.3)

33.10       Wells Fargo Bank, National Association, as Trustee of the Selig Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the Selig Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.12       Park Bridge Lender Services LLC, as Operating Advisor of the Selig Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 33.1)

33.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Farmers Insurance Mortgage Loan prior to April 21, 2020 (see Exhibit 33.1)

33.15       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan on and after April 21, 2020 (see Exhibit 33.3)

33.16       Wells Fargo Bank, National Association, as Trustee of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 33.5)

33.18       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan (see Exhibit 33.6)

33.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Renaissance Plano Mortgage Loan (see Exhibit 33.1)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Plano Mortgage Loan prior to April 21, 2020 (see Exhibit 33.1)

33.21       3650 REIT Loan Servicing LLC, as Special Servicer of the Renaissance Plano Mortgage Loan on and after April 21, 2020 (see Exhibit 33.3)

33.22       Wells Fargo Bank, National Association, as Trustee of the Renaissance Plano Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the Renaissance Plano Mortgage Loan (see Exhibit 33.5)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Plano Mortgage Loan (see Exhibit 33.6)

33.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the APX Morristown Mortgage Loan (see Exhibit 33.1)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the APX Morristown Mortgage Loan prior to April 21, 2020 (see Exhibit 33.1)

33.27       3650 REIT Loan Servicing LLC, as Special Servicer of the APX Morristown Mortgage Loan on and after April 21, 2020 (see Exhibit 33.3)

33.28       Wells Fargo Bank, National Association, as Trustee of the APX Morristown Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the APX Morristown Mortgage Loan (see Exhibit 33.5)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the APX Morristown Mortgage Loan (see Exhibit 33.6)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bison Portfolio Mortgage Loan (see Exhibit 33.1)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bison Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 33.1)

33.33       3650 REIT Loan Servicing LLC, as Special Servicer of the Bison Portfolio Mortgage Loan on and after April 21, 2020 (see Exhibit 33.3)

33.34       Wells Fargo Bank, National Association, as Trustee of the Bison Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Bison Portfolio Mortgage Loan (see Exhibit 33.5)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the Bison Portfolio Mortgage Loan (see Exhibit 33.6)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Desert Marketplace Mortgage Loan (see Exhibit 33.1)

33.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Desert Marketplace Mortgage Loan prior to April 8, 2020 (see Exhibit 33.1)

33.39       3650 REIT Loan Servicing LLC, as Special Servicer of the Desert Marketplace Mortgage Loan on and after April 8, 2020 (see Exhibit 33.3)

33.40       Wells Fargo Bank, National Association, as Trustee of the Desert Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Desert Marketplace Mortgage Loan (see Exhibit 33.5)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the Desert Marketplace Mortgage Loan (see Exhibit 33.6)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020 (Omitted. See Explanatory Notes.)

33.45       Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020 (Omitted. See Explanatory Notes.)

33.46       Wilmington Trust, National Association, as Trustee of the Great Wolf Lodge Southern California Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.5)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan

33.50       National Tax Search, LLC, as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.1)

33.52       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

33.53       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.5)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (see Exhibit 33.43)

33.58       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (see Exhibit 33.5)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (see Exhibit 33.6)

33.62       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (see Exhibit 33.49)

33.63       National Tax Search, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (see Exhibit 33.50)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.43)

33.65       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wilmington Trust, National Association, as Trustee of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.5)

33.68       Pentalpha Surveillance LLC, as Operating Advisor of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.49)

33.70       National Tax Search, LLC, as Servicing Function Participant of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.50)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 21, 2020 (see Exhibit 34.1)

34.3         3650 REIT Loan Servicing LLC, as Special Servicer on and after April 21, 2020

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Selig Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Selig Office Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 34.1)

34.9         3650 REIT Loan Servicing LLC, as Special Servicer of the Selig Office Portfolio Mortgage Loan on and after April 21, 2020 (see Exhibit 34.3)

34.10       Wells Fargo Bank, National Association, as Trustee of the Selig Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the Selig Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.12       Park Bridge Lender Services LLC, as Operating Advisor of the Selig Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 34.1)

34.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Farmers Insurance Mortgage Loan prior to April 21, 2020 (see Exhibit 34.1)

34.15       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan on and after April 21, 2020 (see Exhibit 34.3)

34.16       Wells Fargo Bank, National Association, as Trustee of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 34.5)

34.18       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan (see Exhibit 34.6)

34.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Renaissance Plano Mortgage Loan (see Exhibit 34.1)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Plano Mortgage Loan prior to April 21, 2020 (see Exhibit 34.1)

34.21       3650 REIT Loan Servicing LLC, as Special Servicer of the Renaissance Plano Mortgage Loan on and after April 21, 2020 (see Exhibit 34.3)

34.22       Wells Fargo Bank, National Association, as Trustee of the Renaissance Plano Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the Renaissance Plano Mortgage Loan (see Exhibit 34.5)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Plano Mortgage Loan (see Exhibit 34.6)

34.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the APX Morristown Mortgage Loan (see Exhibit 34.1)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the APX Morristown Mortgage Loan prior to April 21, 2020 (see Exhibit 34.1)

34.27       3650 REIT Loan Servicing LLC, as Special Servicer of the APX Morristown Mortgage Loan on and after April 21, 2020 (see Exhibit 34.3)

34.28       Wells Fargo Bank, National Association, as Trustee of the APX Morristown Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the APX Morristown Mortgage Loan (see Exhibit 34.5)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the APX Morristown Mortgage Loan (see Exhibit 34.6)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bison Portfolio Mortgage Loan (see Exhibit 34.1)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bison Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 34.1)

34.33       3650 REIT Loan Servicing LLC, as Special Servicer of the Bison Portfolio Mortgage Loan on and after April 21, 2020 (see Exhibit 34.3)

34.34       Wells Fargo Bank, National Association, as Trustee of the Bison Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Bison Portfolio Mortgage Loan (see Exhibit 34.5)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the Bison Portfolio Mortgage Loan (see Exhibit 34.6)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Desert Marketplace Mortgage Loan (see Exhibit 34.1)

34.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Desert Marketplace Mortgage Loan prior to April 8, 2020 (see Exhibit 34.1)

34.39       3650 REIT Loan Servicing LLC, as Special Servicer of the Desert Marketplace Mortgage Loan on and after April 8, 2020 (see Exhibit 34.3)

34.40       Wells Fargo Bank, National Association, as Trustee of the Desert Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Desert Marketplace Mortgage Loan (see Exhibit 34.5)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the Desert Marketplace Mortgage Loan (see Exhibit 34.6)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020 (Omitted. See Explanatory Notes.)

34.45       Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020 (Omitted. See Explanatory Notes.)

34.46       Wilmington Trust, National Association, as Trustee of the Great Wolf Lodge Southern California Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.5)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the Great Wolf Lodge Southern California Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan

34.50       National Tax Search, LLC, as Servicing Function Participant of the Great Wolf Lodge Southern California Mortgage Loan

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.1)

34.52       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

34.53       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.5)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (see Exhibit 34.43)

34.58       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (see Exhibit 34.5)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (see Exhibit 34.6)

34.62       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (see Exhibit 34.49)

34.63       National Tax Search, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (see Exhibit 34.50)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.43)

34.65       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wilmington Trust, National Association, as Trustee of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.5)

34.68       Pentalpha Surveillance LLC, as Operating Advisor of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.49)

34.70       National Tax Search, LLC, as Servicing Function Participant of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.50)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 21, 2020 (see Exhibit 35.1)

35.3         3650 REIT Loan Servicing LLC, as Special Servicer on and after April 21, 2020

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Selig Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Selig Office Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 35.1)

35.7         3650 REIT Loan Servicing LLC, as Special Servicer of the Selig Office Portfolio Mortgage Loan on and after April 21, 2020 (see Exhibit 35.3)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Farmers Insurance Mortgage Loan prior to April 21, 2020 (see Exhibit 35.1)

35.10       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan on and after April 21, 2020 (see Exhibit 35.3)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Renaissance Plano Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Plano Mortgage Loan prior to April 21, 2020 (see Exhibit 35.1)

35.13       3650 REIT Loan Servicing LLC, as Special Servicer of the Renaissance Plano Mortgage Loan on and after April 21, 2020 (see Exhibit 35.3)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the APX Morristown Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the APX Morristown Mortgage Loan prior to April 21, 2020 (see Exhibit 35.1)

35.16       3650 REIT Loan Servicing LLC, as Special Servicer of the APX Morristown Mortgage Loan on and after April 21, 2020 (see Exhibit 35.3)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bison Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bison Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 35.1)

35.19       3650 REIT Loan Servicing LLC, as Special Servicer of the Bison Portfolio Mortgage Loan on and after April 21, 2020 (see Exhibit 35.3)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Desert Marketplace Mortgage Loan (see Exhibit 35.1)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Desert Marketplace Mortgage Loan prior to April 8, 2020 (see Exhibit 35.1)

35.22       3650 REIT Loan Servicing LLC, as Special Servicer of the Desert Marketplace Mortgage Loan on and after April 8, 2020 (see Exhibit 35.3)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Great Wolf Lodge Southern California Mortgage Loan

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan prior to April 20, 2020 (Omitted. See Explanatory Notes.)

35.25       Situs Holdings, LLC, as Special Servicer of the Great Wolf Lodge Southern California Mortgage Loan on and after April 20, 2020 (Omitted. See Explanatory Notes.)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.1)

35.27       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

35.28       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (see Exhibit 35.23)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio 28 Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 35.23)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 12, 2021